Form 10-Q
period 1996-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1 LTD
filed 1996-08-14
CIK 854864

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1996

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to  ____________

                      Commission File number  33-19721-03

                          SWIFT ENERGY MANAGED PENSION

                       ASSETS PARTNERSHIP 1989-1, LTD.
           (Exact name of registrant as specified in its charter)

                  TEXAS                                         76-0282459
(State or other jurisdiction of organization)     (I.R.S. Employer Identification No.)


                       16825 NORTHCHASE DRIVE, SUITE 400
                              HOUSTON, TEXAS 77060
                    (Address of principal executive offices)
                                   (Zip Code)

                                (713)874-2700
             (Registrant's telephone number, including area code)

                                      NONE
           (Former name, former address and former fiscal year, if
                          changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
   -----       -----

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                        PAGE

    ITEM 1.    FINANCIAL STATEMENTS

           Balance Sheets

              - June 30, 1996 and December 31, 1995                                       3

           Statements of Operations

              - Three month and six month periods ended June 30, 1996 and 1995            4

           Statements of Cash Flows

              - Six month periods ended June 30, 1996 and 1955                            5

           Notes to Financial Statements                                                  6

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                      9

PART II.    OTHER INFORMATION                                                            11

SIGNATURES                                                                               12

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
                                 BALANCE SHEETS

                                                                              JUNE 30,           DECEMBER 31,
                                                                                1996                1995
                                                                          ---------------      ---------------
                                                                            (Unaudited)
ASSETS:

Current Assets:
   Cash and cash equivalents                                              $         7,832      $         1,206
   Nonoperating interests income receivable                                       201,065              108,092
                                                                          ---------------      ---------------
         Total Current Assets                                                     208,897              109,298
                                                                          ---------------      ---------------
Nonoperating interests in oil and gas
   properties, using full cost accounting                                       3,103,910            3,169,854
Less-Accumulated amortization                                                  (1,727,574)         (1,626,828)
                                                                          ---------------      ---------------
                                                                                1,376,336            1,543,026
                                                                          ---------------      ---------------
                                                                          $     1,585,233      $     1,652,324
                                                                          ===============      ===============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
   Payable related to property capital costs                              $         4,747      $       125,498
                                                                          ---------------      ---------------

Partners' Capital                                                               1,580,486            1,526,826
                                                                          ---------------      ---------------
                                                                          $     1,585,233      $     1,652,324
                                                                          ===============      ===============

                See accompanying notes to financial statements.

                          WIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         JUNE 30,                         JUNE 30,
                                            -------------------------------   --------------------------------
                                                  1996             1995            1996              1995
                                            --------------   --------------   --------------   ---------------
REVENUES:
  Income from nonoperating interests        $      147,816   $       87,969   $      279,383   $       142,678
  Interest income                                       38               16               64                21
                                            --------------   --------------   --------------   ---------------
                                                   147,854           87,985          279,447           142,699
                                            --------------   --------------   --------------   ---------------

COSTS AND EXPENSES:
  Amortization                                      52,266           59,051          100,746           108,271
  General and administrative                        14,241           17,107           27,934            28,050
                                            --------------   --------------   --------------   ---------------
                                                    66,507           76,158          128,680           136,321
                                            --------------   --------------   --------------   ---------------
NET INCOME (LOSS)                           $       81,347   $       11,827   $      150,767   $         6,378
                                            ==============   ==============   ==============   ===============


LIMITED PARTNERS' NET INCOME (LOSS)
  PER UNIT                                  $         2.49   $          .36   $         4.61   $           .20
                                            ==============   ==============   ==============   ===============


                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                             ---------------------------------------
                                                                                 1996                      1995
                                                                             --------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss)                                                              $      150,767         $          6,378
  Adjustments to reconcile income (loss) to
    net cash provided by operations:
    Amortization                                                                    100,746                  108,271
    Change in assets and liabilities:
      (Increase) decrease in nonoperating interests income receivable               (92,973)                (28,984)
      Increase (decrease) in accounts payable
        and accrued liabilities                                                          --                    (460)
                                                                             --------------         ----------------
Net cash provided by (used in) operating activities                                 158,540                   85,205
                                                                             --------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to nonoperating interests in oil and gas properties                     (53,083)                (22,977)
  Proceeds from sales of nonoperating interests
    in oil and gas properties                                                       119,027                    5,652
  Payable related to property capital costs                                        (120,751)                 (6,081)
                                                                             --------------         ----------------
    Net cash provided by (used in) investing activities                             (54,807)                (23,406)
                                                                             --------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions to partners                                                    (97,107)                (61,778)
                                                                             --------------         ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  6,626                       21
                                                                             --------------         ----------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,206                    1,140
                                                                             --------------         ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $        7,832         $          1,161
                                                                             ==============         ================
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                   $          883         $          1,222
                                                                             ==============         ================

                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)      GENERAL INFORMATION -

                 The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1995 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)      ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

                 Swift Energy Managed Pension Assets Partnership 1989-1, Ltd., a Texas limited partnership (the Partnership), was formed on May 31, 1989, for the purpose of purchasing net profits interests, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States. Swift Energy Company ("Swift"), a Texas corporation, and VJM Partners, Ltd. ("VJM"), a Texas limited partnership, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The Managing General Partner is required to contribute up to 1/99th of limited partner net contributions. The 343 limited partners made total capital contributions of $3,267,837.

                 Nonoperating interests acquisition costs and the management fee are borne 99 percent by the limited partners and one percent by the general partners. Organization and syndication costs were borne solely by the limited partners.

                 Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1996, 1995 and 1994, the continuing costs and revenues will be (were) shared 90 percent by the limited partners and 10 percent by the general partners.

(3)      SIGNIFICANT ACCOUNTING POLICIES -

         USE OF ESTIMATES--

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

         NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

                 For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                 The Partnership computes the provision for amortization of oil and gas properties on the units-of- production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

                 The calculation of the "ceiling limitation" and the provision for depreciation, depletion and amortization is based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing and plan of development. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

(4)      RELATED-PARTY TRANSACTIONS -

                 Affiliates of the Special General Partner, as Dealer Manager, received $80,133 for managing and overseeing the offering of the limited partnership units. A one-time management fee of $81,696 was paid to Swift for services performed for the Partnership.

                 The Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-2, Ltd. and Swift Energy Income Partners 1989-1, Ltd. (Operating Partnerships), managed by Swift, for the purpose of acquiring nonoperating interests in producing oil and gas properties. Under terms of the NP/OR Agreement, the Operating Partnerships will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs.

(5)      VULNERABILITY DUE TO CERTAIN CONCENTRATIONS -

                 The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

                 The Partnership extends credit to various companies in the oil and gas industry which results in a concentration of credit risk.
         This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(6)      FAIR VALUE OF FINANCIAL INSTRUMENTS -

                 The Partnership's financial instruments consist of cash and cash equivalents and short-term receivables and payables. The carrying amounts approximate fair value due to the highly liquid nature of the short-term instruments.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Partnership is formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership is formed, it commences its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to partners reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership has completed the acquisition of nonoperating interests in producing oil and gas properties, expending all of the limited partners' net commitments available for property acquisitions.

     Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties. The Managing General Partner expects funds available from net profits interests to be distributed to the partners.

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1996 (current quarter) when compared to the quarter ended June 30, 1995 (corresponding quarter), and for the six months ended June 30, 1996 (current period), when compared to the six months ended June 30, 1995 (corresponding period).

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 68 percent in the current quarter of 1996 when compared to the second quarter in 1995. Oil and gas sales increased $45,559 or 31 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 47 percent or $.81/MCF and in oil prices of 22 percent or $3.48/BBL had a significant impact on partnership performance. Also, current quarter oil production increased 23 percent when compared to second quarter 1995 production volumes, further contributing to increased revenues. Current quarter gas production decreased 28 percent compared to the same quarter in 1995, partially offsetting the increased revenues.

      Associated amortization expense decreased 11 percent or $6,785.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Income from nonoperating interests increased 96 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $97,126 or 36 percent in the first six months of 1996 over the corresponding period in 1995. An increase in gas prices of 56 percent or $.89/MCF and in oil prices of 18 percent or $2.90/BBL were major contributing factors to the increased revenues for the period. Also, current period gas production decreased 19 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated amortization expense decreased 7 percent or $7,525.

     During 1996, partnership revenues and costs will be shared between the limited partners and general partners in a 90:10 ratio.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
                          PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

                                     -NONE-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1989-1, LTD.
                                               (Registrant)

                                         By:   SWIFT ENERGY COMPANY
                                               Managing General Partner

Date:     August 11, 1996                By:   /s/ John R. Alden
          ---------------                      -------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:     August 11, 1996                By:   /s/ Alton D. Heckaman, Jr.
          ---------------                      -------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer

                               Index to Exhibits

Exhibit
Number                            Description
- - ------                            -----------
  27             Financial Data Schedule