Form 10-Q
period 1996-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1 LTD
filed 1996-11-14
CIK 854864

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                       Commission File number 33-19721-03


                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-1, LTD.
             (Exact name of registrant as specified in its charter)


           TEXAS                                               76-0282459
(State or other jurisdiction                                (I.R.S. Employer
       of organization)                                    Identification No.)


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

Yes  X      No
    ---        ---

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.

                                     INDEX




PART I. FINANCIAL INFORMATION                                            PAGE


      ITEM 1. FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995                3

            Statements of Operations

                - Three and nine month periods
                   ended September 30, 1996 and 1995                      4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995    5

            Notes to Financial Statements                                 6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         8

PART II. OTHER INFORMATION                                               10


SIGNATURES                                                               11

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-1, LTD.
                                 BALANCE SHEETS



                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                 ------------    ------------
                                                 (Unaudited)

ASSETS:

Current Assets:
     Cash and cash equivalents                   $     96,370    $      1,206
     Nonoperating interests income receivable         135,808         108,092
                                                 ------------    ------------
          Total Current Assets                        232,178         109,298
                                                 ------------    ------------
Nonoperating interests in oil and gas
     properties, using full cost accounting         3,118,457       3,169,854
Less-Accumulated amortization                      (1,773,654)     (1,626,828)
                                                 ------------    ------------
                                                    1,344,803       1,543,026
                                                 ------------    ------------
                                                 $  1,576,981    $  1,652,324
                                                 ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property capital costs   $      4,520    $    125,498
                                                 ------------    ------------

Partners' Capital                                   1,572,461       1,526,826
                                                 ------------    ------------
                                                 $  1,576,981    $  1,652,324
                                                 ============    ============


                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                        -----------------------    -----------------------
                                           1996         1995          1996         1995
                                        ----------   ----------    ----------   ----------
REVENUES:
   Income from nonoperating interests   $  121,656   $   50,780    $  401,039   $  193,459
   Interest income                             528           17           592           38
                                        ----------   ----------    ----------   ----------
                                           122,184       50,797       401,631      193,497
                                        ----------   ----------    ----------   ----------

COSTS AND EXPENSES:
   Amortization                             46,080       40,068       146,826      148,339
   General and administrative               13,559       20,324        41,494       48,374
                                        ----------   ----------    ----------   ----------
                                            59,639       60,392       188,320      196,713
                                        ----------   ----------    ----------   ----------
NET INCOME (LOSS)                       $   62,545   $   (9,595)   $  213,311   $   (3,216)
                                        ==========   ==========    ==========   ==========



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                             $     1.91   $     (.29)   $     6.53   $     (.10)
                                        ==========   ==========    ==========   ==========


                 See accompanying note to financial statements.

                          SWIFT ENERGY MANAGED PENSION

                        ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     ------------------------
                                                                        1996          1995
                                                                     ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                    $  213,311    $   (3,216)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                      146,826       148,339
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                    (27,716)        6,763
        Increase (decrease) in accounts payable
          and accrued liabilities                                          --             240
                                                                     ----------    ----------
               Net cash provided by (used in) operating activities      332,421       152,126
                                                                     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil
      and gas properties                                                (78,004)      (51,133)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                         129,401         5,652
    Payable related to property capital costs                          (120,978)       (6,623)
                                                                     ----------    ----------
               Net cash provided by (used in) investing activities      (69,581)      (52,104)
                                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                     (167,676)      (99,984)
                                                                     ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     95,164            38
                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          1,206         1,140
                                                                     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   96,370    $    1,178
                                                                     ==========    ==========
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                         $      883    $    1,736
                                                                     ==========    ==========


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

     USE OF ESTIMATES --

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

          The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

RESULTS OF OPERATIONS

     The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding quarter).

Three Months Ended September 30, 1996 and 1995

     Income from nonoperating interests increased 140 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $72,207 or 75 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 82 percent or $1.29/MCF and in oil prices of 38 percent or $5.84/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 24 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

     Associated amortization expense increased 15 percent or $6,012.

                          SWIFT ENERGY MANAGED PENSION
                        ASSETS PARTNERSHIP 1989-1, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

     Income from nonoperating interests increased 107 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $169,333 or 46 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 65 percent or $1.02/MCF and in oil prices of 24 percent or $3.71/BBL were major contributing factors to the increased revenues for the period. Also, current period gas production decreased 9 percent when compared to the corresponding period in 1995, partially offsetting the effect of increased gas and oil prices.

     Associated amortization expense decreased 1 percent or $1,513.

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


                                            SWIFT ENERGY MANAGED PENSION
                                            ASSETS PARTNERSHIP 1989-1, LTD.
                                            (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:  November 6, 1996                By:  /s/ John R. Alden
       ----------------                     --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:  November 6, 1996                By:  /s/ Alton D. Heckaman, Jr.
       ----------------                     --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
