Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1 LTD
filed 1997-11-13
CIK 854864

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                     3

      Statements of Operations

          - Three and nine month periods ended September 30, 1997 and 1996               4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                         5

      Notes to Financial Statements                                                      6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                       9

PART II.    OTHER INFORMATION                                                           11


SIGNATURES                                                                              12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      137,079       $      154,086
              Nonoperating interests income receivable                                        133,733              208,883
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       270,812              362,969
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,105,682            3,080,195
         Less-Accumulated amortization                                                     (1,964,763)          (1,833,768)
                                                                                       ---------------     ----------------
                                                                                            1,140,919            1,246,427
                                                                                       ---------------     ----------------
                                                                                       $    1,411,731       $    1,609,396
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,971       $        6,924
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,407,760            1,602,472
                                                                                       ---------------     ----------------
                                                                                       $    1,411,731       $    1,609,396
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996             1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       100,500   $       121,656  $       313,988   $       401,039
   Interest income                                      1,666               528            5,352               592
                                              ---------------   ---------------  ---------------   ---------------
                                                      102,166           122,184          319,340           401,631
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        43,988            46,080          130,995           146,826
   General and administrative                          11,914            13,559           49,083            41,494
                                              ---------------   ---------------  ---------------   ---------------
                                                       55,902            59,639          180,078           188,320
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        46,264   $        62,545  $       139,262   $       213,311
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.42   $          1.91  $          4.26   $          6.53
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                     1997                    1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      139,262          $       213,311
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     130,995                  146,826
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 26,300                  (27,716)
        (Increase) decrease in other current assets                                     48,850                       --
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     345,407                  332,421
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (27,251)                 (78,004)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                          1,764                  129,401
    Increase (decrease) in payable related to excess costs                              (2,953)                (120,978)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                     (28,440)                 (69,581)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (333,974)                (167,676)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (17,007)                  95,164
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       154,086                    1,206
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      137,079          $        96,370
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           883
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

(3)  Significant Accounting Policies -

      Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the present year presentation.

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

RESULTS OF OPERATIONS

         The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding quarter).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 17 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $23,742 or 14 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil prices. A decline of 15 percent or $.45/MCF in gas prices and 13 percent or $2.91/BBL in oil prices had a significant impact on partnership performance. Also, current quarter gas production declined 10 percent when compared to third quarter 1996 gas production, further contributing to decreased revenues.

      Associated amortization expense decreased 5 percent or $2,092.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 22 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $80,511 or 15 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 18 percent in gas production and 13 percent in oil production were major contributing factors to the decreased revenues for the period. Decreased oil prices of 2 percent or $.31/BBL further contributed to the decreased revenues.

      Associated amortization expense declined 11 percent or $15,831.

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


                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1989-1, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer