Form 10-K405
period 1997-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1 LTD
filed 1998-03-25
CIK 854864

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


                       Commission File number 0-18361


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                    (Exact name of registrant as specified in
                    its Certificate of Limited Partnership)

         TEXAS                                       76-0282459
(State of Organization)                 (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-19721             Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 48% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 42% of the value is from the AWP Field in McMullen County, Texas (Shell Oil Company acquisition). There are 67 producing wells from the Olmos formation in this field.

         2. The Shawnee Townsite Field is in Pottawatomie County, Oklahoma (Ellison acquisition). The wells produce from the Skinner Sand in this field and comprise approximately 15% of the value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                                Net Production
                                    ------------------------------------
                                              For the Years Ended
                                                 December 31,
                                    ------------------------------------
                                     1997         1996             1995
                                    -------     -------          -------
Net Volumes (Equivalent MCFs)       199,523     255,707          240,593

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                   $2.05       $2.20            $1.06

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    -------------------------------------------------------------------------
                                            1997                       1996                        1995
                                    --------------------      --------------------       --------------------
                                                Natural                   Natural                    Natural
                                       Oil        Gas           Oil         Gas           Oil          Gas
                                    -------     --------      -------     --------       -------     --------
                                     (BBLS)      (MMCF)        (BBLS)      (MMCF)         (BBLS)      (MMCF)
Proved developed
   reserves at end of year           73,042          730       90,219          905       119,611        1,082
                                    -------         ----      -------        -----       -------        -----
Proved reserves
   Balance at beginning
     of year                        104,313        1,079      136,414        1,237       164,521        1,287

   Extensions, discoveries
     and other additions                 --           --          867           40           251            9

   Revisions of previous
     estimates                       (1,333)         (14)      (6,809)         (30)      (11,067)          87

   Sales of minerals in
     place                             (831)         (48)      (9,187)         (13)       (1,609)          --

   Production                       (15,056)        (109)     (16,972)        (155)      (15,682)        (146)
                                    -------        -----      -------        -----       -------        -----

   Balance at end of year            87,093          908      104,313        1,079       136,414        1,237
                                    -------        -----      -------        -----       -------        -----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.

         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                           Reserves
                                                      December 31, 1997
                                                     ---------------------

                                                             Natural            Wells
                                                   Oil         Gas       -----------------
Acquisition                State(s)              (BBLS)       (MMCF)      Gross       Net
-----------                ---------             -------     -------     ------      -----
Shell Oil Company          TX                     20,499         518         67      1.185
Union Pacific              AR, KS, NM,
                           OK, TX                 26,396         119        127      2.064
Ellison                    OK                     29,454           5         40      0.434
Cairn                      AL, AR, CA, KS,
                           LA, MI, MS, NM,
                           OK, TX, WY              6,101          28        177      0.744
Hyde                       AR, LA, OK, TX          2,501         113         25      0.290
U.S. Companies             TX                         46           3         19      0.107
Mission Oil
   Company                 TX                        755          21         47      0.116
Hardy Oil Company          TX                        282          12          4      0.004
Amoco                      OK                      1,059          89        108      0.122
                                                 -------       -----        ---      -----

                                                  87,093         908        614      5.066
                                                 -------       -----        ---      -----

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 343 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1996 and 1997, the Partnership distributed a total of $206,700 and $396,200, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     439,120      $     588,745      $      273,817    $     300,429     $     450,554
Income (Loss)              $     203,192      $     319,538      $       13,506    $      52,484     $     157,065
Total Assets               $   1,369,124      $   1,609,396      $    1,652,324    $   1,756,995     $   1,853,535
Cash Distributions         $     440,849      $     243,892      $      139,685    $     246,974     $     504,125
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
  Income (Loss)Per Unit    $        5.56      $        8.79      $        (2.51)   $        (.70)    $        3.24
Limited Partners'
  Cash Distribution
  Per Unit                 $       12.12      $        6.33      $         3.77    $        6.75     $       13.00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $464,030, $307,113 and $209,949 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $86,332, $85,366 and $87,257, respectively. Cash distributions to partners totaled $440,849, $243,892 and $139,685 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 26 percent in 1997 over 1996. Oil and gas sales decreased 20 percent in 1997 vs. 1996. Production volumes decreased 22 percent due to a 29 percent gas production decrease and an 11 percent oil production decline. The decrease in production, due to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties in 1996 and 1997 also had an impact on 1997 partnership performance. A decline in the 1997 oil prices of 7 percent or $1.37/BBL further contributed to the partnership's decreased revenues. An increase in the 1997 gas prices of 7 percent or $.19/MCF partially offset the production declines.

         Total amortization expense decreased 16 percent in 1997 compared to 1996, as a result of the 22 percent production volume decrease.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


         Income from nonoperating interests increased 115 percent in 1996 over 1995. Oil and gas sales increased 50 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 54 percent or $.91/MCF and an increase in oil prices of 29 percent or $4.50/BBL. Also, production volumes increased 6 percent due to an 8 percent oil production increase and a 5 percent gas production increase. The production increases further contributed to the effect of increased oil and gas prices greatly impacting partnership performance.

         Associated amortization expense increased 5 percent in 1996 when compared to 1995, as a result of the 6 percent increase in production volumes.

         During 1998, Partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85.15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                             Position(s) with
         Name              Age           Swift and Other Companies
         ----              ---           -------------------------
                                    DIRECTORS

A. Earl Swift              64       Chief Executive Officer and
                                    Chairman of the Board

Virgil N. Swift            69       Executive Vice President - Business
                                    Development, Vice Chairman of the Board

G. Robert Evans            66       Director of Swift; Chairman of the Board,
                                    Material Sciences Corporation;
                                    Director, Consolidated Freightways, Inc.,
                                    Fibreboard Corporation, Elco Industries, and
                                    Old Second Bancorp

Raymond O. Loen            73       Director of Swift; President, R. O. Loen
                                    Company

Henry C. Montgomery        62       Director of Swift; Chairman of the Board,
                                    Montgomery Financial Services Corporation;
                                    Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        49       Director of Swift; President, Somerset
                                    Properties, Inc.

Harold J. Withrow          70       Director of Swift

                                    EXECUTIVE OFFICERS

Terry E. Swift             42       President, Chief Operating Officer

John R. Alden              52       Senior Vice President - Finance,
                                    Chief Financial Officer and Secretary

Bruce H. Vincent           50       Senior Vice President - Funds Management

James M. Kitterman         53       Senior Vice President - Operations

Joe A. D'Amico             49       Senior Vice President- Exploration and
                                    Development

Alton D. Heckaman, Jr.     40       Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                   PAGE NO.
                                                                      --------
               Report of Independent Public Accountants                IV-3

               Balance Sheets as of December 31, 1997 and 1996         IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                     IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                     IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                     IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1989-1, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1989-1, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1989-1, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                                 ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                            1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      102,151       $      154,086
              Nonoperating interests income receivable                                        119,346              208,883
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       221,497              362,969
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,155,311            3,080,195
         Less-Accumulated amortization                                                     (2,007,684)          (1,833,768)
                                                                                       ---------------     ----------------
                                                                                            1,147,627            1,246,427
                                                                                       ---------------     ----------------
                                                                                       $    1,369,124       $    1,609,396
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        4,309       $        6,924
                                                                                       ---------------     ----------------

         Limited Partners' Capital (32,678 Limited Partnership Units;
                                    $100 per unit)                                          1,348,066            1,571,522
         General Partners' Capital                                                             16,749               30,950
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  1,364,815            1,602,472
                                                                                       ---------------     ----------------
                                                                                       $    1,369,124       $    1,609,396
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995






                                                                      1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       432,490  $       586,946   $       273,619
   Interest income                                                        6,630            1,799               198
                                                                ---------------  ---------------   ---------------
                                                                        439,120          588,745           273,817
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                                         173,916          206,941           197,339
   General and administrative                                            62,012           62,266            62,972
                                                                ---------------  ---------------   ---------------
                                                                        235,928          269,207           260,311
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       203,192  $       319,538   $        13,506
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Limited          General          Combining
                                                  Partners         Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1994                         $     1,574,373   $        23,304  $        55,328     $    1,653,005

Income (Loss)                                         (82,162)           15,834           79,834             13,506

Cash Distributions                                   (123,300)          (16,385)              --           (139,685)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               1,368,911            22,753          135,162          1,526,826
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         287,285            45,389          (13,136)           319,538

Cash Distributions                                   (206,700)          (37,192)              --           (243,892)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               1,449,496            30,950          122,026          1,602,472
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                         181,546            30,448           (8,802)           203,192

Cash Distributions                                   (396,200)          (44,649)              --           (440,849)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $     1,234,842   $        16,749  $       113,224     $    1,364,815
                                              ===============   ===============  ===============    ===============



Limited Partners' net income (loss)
    per unit

      1995                                    $         (2.51)
                                              ================
      1996                                    $          8.79
                                              ================
      1997                                    $          5.56
                                              ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       1997             1996              1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       203,192   $       319,538  $        13,506
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       173,916           206,941          197,339
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   89,537          (100,792)         (22,404)
        Increase (decrease) in accounts payable                                           (2,615)         (118,574)          21,508
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    464,030           307,113          209,949
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                        (86,332)          (85,366)         (87,257)
    Proceeds from sales of nonoperating interests in oil and gas properties               11,216           175,025           17,059
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                    (75,116)           89,659          (70,198)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (440,849)         (243,892)        (139,685)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (51,935)          152,880               66
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           154,086             1,206            1,140
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $       102,151   $       154,086  $         1,206
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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate (as defined in the Partnership Agreement) for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995 and 1994, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996 and 1995 the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred as of January 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective June 30, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-2, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1995 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $86,332, $85,366 and $87,257, respectively.

         During 1995, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $83,668. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An affiliate of the Special General Partner, as Dealer Manager, received $80,133 for managing and overseeing the offering of limited partnership units.

         A one-time management fee of $81,696 was paid to Swift in 1989 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $49,018, $49,018 and $49,018, respectively, as general and administrative overhead allowances.

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

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $328,499, $581,726 and $104,410, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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



                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-1, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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


                                             SWIFT ENERGY MANAGED PENSION
                                             ASSETS PARTNERSHIP 1989-1, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director