Form 10-Q
period 1998-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1 LTD
filed 1998-08-13
CIK 854864

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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

                                 Yes  X     No_____
                                     ---

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                9

PART II.    OTHER INFORMATION                                                          11


SIGNATURES                                                                             12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,471       $      102,151
              Nonoperating interests income receivable                                         52,046              119,346
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         53,517              221,497
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,209,020            3,155,311
         Less-Accumulated amortization                                                     (2,087,257)          (2,007,684)
                                                                                       ---------------     ----------------
                                                                                            1,121,763            1,147,627
                                                                                       ---------------     ----------------
                                                                                       $    1,175,280       $    1,369,124
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,098       $        4,309
                                                                                       ---------------     ----------------

         Limited Partners' Capital (32,678 Limited Partnership Units;
                                   $100 per unit)                                           1,157,610            1,348,066
         General Partners' Capital                                                             12,572               16,749
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,170,182            1,364,815
                                                                                       ---------------     ----------------
                                                                                       $    1,175,280       $    1,369,124
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        60,402   $        67,240  $       127,023   $       213,488
   Interest income                                        192             2,137              704             3,686
                                              ---------------   ---------------  ---------------   ---------------
                                                       60,594            69,377          127,727           217,174
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        38,846            38,981           79,573            87,007
   General and administrative                          15,293            17,680           28,524            37,169
                                              ---------------   ---------------  ---------------   ---------------
                                                       54,139            56,661          108,097           124,176
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         6,455   $        12,716  $        19,630   $        92,998
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .20   $           .39  $           .60   $          2.85
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                     1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       19,630          $        92,998
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      79,573                   87,007
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 67,300                   37,541
        (Increase) decrease in other current assets                                         --                   48,850
        Increase (decrease) in accounts payable                                            789                   (1,030)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              167,292                  265,366
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (53,709)                 (19,953)
    Proceeds from sales of nonoperating interests in oil and gas properties                 --                    1,764
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                              (53,709)                 (18,189)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (214,263)                (229,414)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (100,680)                  17,763
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       102,151                  154,086
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        1,471          $       171,849
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

                  Generally, all continuing costs (including development costs, operating costs, general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, however, the cash distribution rate for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1992 and 1991, the cash distribution rate (as defined in the Partnership Agreement) exceeded 17.5 percent and thus, in 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995, 1994 and 1993, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996, 1995 and 1994, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred in January 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $167,292 and $265,366 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $214,263 and $229,414 for the six months ended June 30, 1998 and 1997, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 10 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $22,310 or 19 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices and production. Oil prices decreased 29 percent or $5.12/BBL and oil production declined 30 percent. Declines in revenues were partially offset by an increase in gas production of 21 percent and gas prices of 9 percent or $.18/MCF when compared to second quarter 1997 production and prices.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Associated amortization expense remained unchanged in 1998 compared to second quarter 1997.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 40 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $111,739 or 36 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 34 percent or $6.62/BBL and in gas prices of 21 percent or $.57/MCF, had a significant impact on partnership performance. Also, current period oil and gas production declined 19 percent and 7 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues.

      Associated amortization expense decreased 9 percent or $7,434 in 1998 compared to the first six months of 1997, also related to the decline in production volumes.

      During 1998, partnership revenues and costs will be shared between the limited partners and general partners in a 85:15 ratio.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1989-1, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ----------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ----------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer