Form 10-K
period 1999-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1 LTD
filed 2000-03-29
CIK 854864

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from             to
                                            ------------     ---------


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

                                    Yes X        No
                                         -----      ------

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

                       Documents Incorporated by Reference

Document                                                      Incorporated as to

    Registration Statement No. 33-19721                         Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.

ITEM NO.                    PART I                             PAGE
--------                    ------                             ----
   1          Business                                         I-1
   2          Properties                                       I-5
   3          Legal Proceedings                                I-8
   4          Submission of Matters to a Vote of
                Security Holders                               I-8


                            PART II
                            -------

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


                            PART III
                            --------

  10          Directors and Executive Officers of the
                Registrant                                     III-1
  11          Executive Compensation                           III-2
  12          Security Ownership of Certain Beneficial
                Owners and Management                          III-2
  13          Certain Relationships and Related Transactions   III-2


                            PART IV
                            -------

  14          Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                        IV-1


                            OTHER
                            -----

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 48% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. Approximately 61% of the value is from the AWP Field in McMullen County, Texas (Shell Oil Company acquisition). There are 67 producing wells from the Olmos formation in this field.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                          Net Production
                                  -------------------------------
                                        For the Years Ended
                                           December 31,
                                  -------------------------------
                                    1999        1998        1997
                                  -------     -------     -------
Net Volumes (Equivalent MCFs)     127,960     157,004     199,523

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                   $1.70       $1.22       $2.05

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ------------------------------------------------------------------
                                           1999                    1998                    1997
                                    ------------------     -------------------     -------------------
                                               Natural                 Natural                 Natural
                                      Oil        Gas          Oil         Gas         Oil        Gas
                                    -------    -------     --------    -------     --------    -------
                                    (BBLS)      (MMCF)      (BBLS)      (MMCF)      (BBLS)      (MMCF)
Proved developed
   reserves at end of year           25,732        507       43,562        656       73,042        730
                                    =======    =======     ========    =======     ========    =======
Proved reserves
   Balance at beginning
     of year                         51,656        739       87,093        908      104,313      1,079

   Extensions, discoveries
     and other additions              3,475         11            2         --           --         --

   Revisions of previous
     estimates                        7,207         91      (24,379)       (78)      (1,333)       (14)

   Sales of minerals in
     place                          (18,265)      (167)          --         --         (831)       (48)

   Production                        (7,392)       (84)     (11,060)       (91)     (15,056)      (109)
                                    -------    -------     --------    -------     --------    -------

   Balance at end of year            36,681        590       51,656        739       87,093        908
                                    =======    =======     ========    =======     ========    =======


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                  Reserves
                                              December 31, 1999
                                             -------------------
                                                         Natural            Wells
                                               Oil         Gas        ----------------
Acquisition            State(s)              (BBLS)      (MMCF)       Gross      Net
-----------            ----------            -------     ------       -----    -------
Shell Oil Company      TX                     18,439        397          67      1.185
Union Pacific          AR, KS, NM,
                       OK, TX                  7,927         58         127      2.064
Ellison                OK                      6,233          1          40      0.434
Cairn                  AL, AR, CA, KS,
                       LA, MI, MS, NM,
                       OK, TX, WY              2,397          8         177      0.744
Hyde                   AR, LA, OK, TX            678         41          25      0.290
U.S. Companies         TX                         12          1          19      0.107
Mission Oil
   Company             TX                        191          8          47      0.116
Hardy Oil Company      TX                        235         10           4      0.004
Amoco                  OK                        569         66         108      0.122
                                             -------     ------       -----    -------
                                              36,681        590         614      5.066
                                             =======     ======       =====    =======

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 335 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ending December 31, 1998 and 1999, the Partnership distributed a total of $314,500 and $114,300, respectively, to holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996 and 1995, should be read in conjunction with the financial statements included in Item 8:

                              1999           1998           1997          1996           1995
                           ------- --     ---------      ----------    ----------     ----------
Revenues                   $ 226,846      $ 206,161      $  439,120    $  588,745     $  273,817
Income (Loss)              $  54,089      $(312,482)     $  203,192    $  319,538     $   13,506
Total Assets               $ 640,454      $ 800,934      $1,369,124    $1,609,396     $1,652,324
Cash Distributions         $ 135,199      $ 339,432      $  440,849    $  243,892     $  139,685
Long Term Obligations      $      --      $      --      $       --    $       --     $       --
Limited Partners' Net
  Income (Loss) Per Unit   $    1.45      $   (8.15)     $     5.56    $     8.79     $    (2.51)
Limited Partners' Cash
  Distributions Per Unit   $    3.50      $    9.62      $    12.12    $     6.33     $     3.77


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $56,880, $302,646 and $464,030 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to an increase in nonoperating interests income receivable and a decrease in accounts payable related to prior period well costs. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $152,675 and $11,216 in 1999 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $23,184, $63,715 and $86,332, respectively. Cash distributions to partners totaled $135,199, $339,432 and $440,849 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by the use of available cash to repay prior period well costs, production declines from the Partnership's depleting property interests, property sales and low oil and gas prices received during the first part of this year.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $33,107 and $47,436 over the next two years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties. The Managing General Partner expects funds available from net profits interests to be distributed to the partners.

Results of Operations

         Income from nonoperating interests increased 10 percent in 1999 over 1998. Oil and gas sales declined $3,216 or 1 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased
19 percent as oil and gas production declined 33 percent and 8 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 46 percent or $5.55/BBL to an average of $17.69/BBL and gas prices increased 12 percent or $0.27/MCF to an average of $2.44/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 3 percent in 1999 compared to 1998, and total production costs decreased 16 percent in 1999, due to production declines.

         Total amortization expense for 1999 decreased 78 percent or $357,281 when compared to 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 30 percent or $44,066 in 1999 compared to 1998, related to the decline in production volumes.

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

         During 2000, Partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio, based on Partnership payout having occurred during January 1998.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.


         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.


Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.


Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                        Position(s) with
         Name              Age                    Swift and Other Companies
         ----              ---                    -------------------------
                                    DIRECTORS
                                    ---------
A. Earl Swift              66                Chief Executive Officer and
                                             Chairman of the Board

Virgil N. Swift            71                Executive Vice President - Business
                                             Development, Vice Chairman of the Board

G. Robert Evans            68                Director of Swift; Chairman of the Board,
                                             Material Sciences Corporation;
                                             Director, Consolidated Freightways, Inc.,
                                             Fibreboard Corporation, Elco Industries, and
                                             Old Second Bancorp

Raymond O. Loen            75                Director of Swift; President, R. O. Loen
                                             Company

Henry C. Montgomery        64                Director of Swift; Chairman of the Board,
                                             Montgomery Financial Services Corporation;
                                             Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        51                Director of Swift; President, Somerset
                                             Properties, Inc.

Harold J. Withrow          72                Director of Swift

                                    EXECUTIVE OFFICERS
                                    ------------------

Terry E. Swift             44                President

Joe A. D'Amico             51                Chief Operating Officer

John R. Alden              54                Senior Vice President - Finance,
                                             Chief Financial Officer and Secretary

Bruce H. Vincent           52                Senior Vice President - Funds Management

James M. Kitterman         55                Senior Vice President - Operations

Alton D. Heckaman, Jr.     42                Vice President - Finance and Controller

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

                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                 PAGE NO.
               --------------------                                                 --------

               Report of Independent Public Accountants                               IV-2

               Balance Sheets as of December 31, 1999 and 1998                        IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                    IV-6

               Notes to Financial Statements                                          IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1989-1, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1989-1, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1989-1, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                   1999             1998
                                                               ------------     ------------
       ASSETS:
       Current Assets:
            Cash and cash equivalents                          $     52,822     $      1,650
            Nonoperating interests income receivable                 66,652           47,018
                                                               ------------     ------------
                 Total Current Assets                               119,474           48,668
                                                               ------------     ------------

       Nonoperating interests in oil and gas
            properties, using full cost accounting                3,089,535        3,219,026
       Less-Accumulated amortization                             (2,568,555)      (2,466,760)
                                                               ------------     ------------
                                                                    520,980          752,266
                                                               ------------     ------------
                                                               $    640,454     $    800,934
                                                               ============     ============


       LIABILITIES AND PARTNERS' CAPITAL:

       Current Liabilities:
            Accounts Payable                                   $      8,663     $     88,033
                                                               ------------     ------------


       Limited Partners' Capital (32,678 Limited Partnership
                                    Units; $100 per unit)           629,621          705,996
       General Partners' Capital                                      2,170            6,905
                                                               ------------     ------------
                 Total Partners' Capital                            631,791          712,901
                                                               ------------     ------------
                                                               $    640,454     $    800,934
                                                               ============     ============





                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                         1999          1998          1997
                                                      ---------    ----------   -----------
        REVENUES:
             Income from nonoperating interests       $ 224,867    $  205,355   $   432,490
             Interest income                              1,979           806         6,630
                                                      ---------    ----------   -----------
                                                        226,846       206,161       439,120
                                                      ---------    ----------   -----------


        COSTS AND EXPENSES:
             Amortization -
                  Normal                                101,795       145,861       173,916
                  Additional                                 --       313,215            --
             General and administrative                  70,962        59,567        62,012
                                                      ---------    ----------   -----------
                                                        172,757       518,643       235,928
                                                      ---------    ----------   -----------
        NET INCOME (LOSS)                             $  54,089    $ (312,482)    $ 203,192
                                                      =========    ==========   ===========




                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                    Limited         General       Combining
                                                    Partners        Partners      Adjustment       Total
                                                  -----------     -----------     ----------    ------------
        Balance,
             December 31, 1996                    $ 1,449,496     $    30,950     $  122,026     $ 1,602,472

        Income (Loss)                                 181,546          30,448         (8,802)        203,192

        Cash Distributions                           (396,200)        (44,649)            --        (440,849)
                                                  -----------     -----------     ----------     -----------

        Balance,
             December 31, 1997                      1,234,842          16,749        113,224       1,364,815
                                                  -----------     -----------     ----------     -----------

        Income (Loss)                                (266,309)         15,088        (61,261)       (312,482)

        Cash Distributions                           (314,500)        (24,932)            --       (339,432)
                                                  -----------     -----------     ----------     -----------

        Balance,
             December 31, 1998                        654,033           6,905         51,963         712,901
                                                  -----------     -----------     ----------     -----------

        Income (Loss)                                  47,483          16,164         (9,558)         54,089

        Cash Distributions                           (114,300)        (20,899)            --       (135,199)
                                                  -----------     -----------     ----------     -----------

        Balance,
             December 31, 1999                    $   587,216     $     2,170     $   42,405     $    631,791
                                                  ===========     ===========     ==========     ===========


        Limited Partners' net income (loss)
             per unit

             1997                                 $      5.56
                                                  ===========

             1998                                 $     (8.15)
                                                  ===========

             1999                                 $      1.45
                                                  ===========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  1999            1998            1997
                                                                               -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                             $    54,089     $  (312,482)    $   203,192
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                             101,795         459,076         173,916
          Change in assets and liabilities:
            (Increase) decrease in nonoperating interests income receivable        (19,634)         72,328          89,537
            Increase (decrease) in accounts payable                                (79,370)         83,724          (2,615)
                                                                               -----------     -----------     -----------
          Net cash provided by (used in) operating activities                       56,880         302,646         464,030
                                                                               -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                 (23,184)        (63,715)        (86,332)
     Proceeds from sales of nonoperating interests in oil and gas properties       152,675              --         11,216
                                                                               -----------     -----------     -----------
          Net cash provided by (used in) investing activities                      129,491         (63,715)        (75,116)
                                                                               -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                               (135,199)       (339,432)       (440,849)
                                                                               -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                51,172        (100,501)        (51,935)
                                                                               -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       1,650         102,151         154,086
                                                                               -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $    52,822     $     1,650     $   102,151
                                                                               ===========     ===========     ===========




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

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective June 30, 1989, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1989-2, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $23,184, $63,715 and $86,332, respectively.

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

         A one-time management fee of $81,696 was paid to Swift in 1989 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $49,018 per year as general and administrative overhead allowances.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $176,328, $104,612 and $328,499, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1989-1, LTD.
                                               (Registrant)

                                      By:      SWIFT ENERGY COMPANY
                                                General Partner

Date:      March 10, 2000             By:      s/b A. Earl Swift
         -----------------------               -------------------------------
                                               A. Earl Swift
                                               Chief Executive Officer

Date:      March 10, 2000             By:      s/b John R. Alden
         -----------------------               -------------------------------
                                               John R. Alden
                                               Principal Financial Officer

Date:      March 10, 2000             By:      s/b Alton D. Heckaman, Jr.
         -----------------------               -------------------------------
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

                                               SWIFT ENERGY MANAGED PENSION
                                               ASSETS PARTNERSHIP 1989-1, LTD.
                                               (Registrant)

                                      By:      SWIFT ENERGY COMPANY
                                                General Partner

Date:      March 10, 2000             By:      s/b A. Earl Swift
         -----------------------               --------------------------------
                                               A. Earl Swift
                                               Director and Principal
                                               Executive Officer

Date:      March 10, 2000             By:      s/b Virgil N. Swift
         -----------------------               --------------------------------
                                               Virgil N. Swift
                                               Director and Executive
                                               Vice President - Business
                                               Development

         SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1, LTD.

                                   SIGNATURES


Date:      March 10, 2000             By:      s/b G. Robert Evans
         -----------------------               --------------------------------
                                               G. Robert Evans
                                               Director

Date:      March 10, 2000             By:      s/b Raymond O. Loen
         -----------------------               --------------------------------
                                               Raymond O. Loen
                                               Director

Date:      March 10, 2000             By:      s/b Henry C. Montgomery
         -----------------------               --------------------------------
                                               Henry C. Montgomery
                                               Director

Date:      March 10, 2000             By:      s/b Clyde W. Smith, Jr.
         -----------------------               --------------------------------
                                               Clyde W. Smith, Jr.
                                               Director

Date:      March 10, 2000             By:      s/b Harold J. Withrow
         -----------------------               --------------------------------
                                               Harold J. Withrow
                                               Director