Form 10-Q
period 2000-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1989-1 LTD
filed 2000-05-12
CIK 854864

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                               ------     ------

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

Yes  X      No
   ------     -----

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                           PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                      3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999         4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999         5

            Notes to Financial Statements                                   6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                    9

PART II.    OTHER INFORMATION                                              11


SIGNATURES                                                                 12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                                 BALANCE SHEETS


                                                                  March 31,           December 31,
                                                                    2000                 1999
                                                              ---------------       ---------------
                                                               (Unaudited)
     ASSETS:
     Current Assets:
          Cash and cash equivalents                           $        36,297       $        52,822
          Nonoperating interests income receivable                     82,681                66,652
                                                              ---------------       ---------------
               Total Current Assets                                   118,978               119,474
                                                              ---------------       ---------------

     Nonoperating interests in oil and gas
          properties, using full cost accounting                    3,096,191             3,089,535
     Less-Accumulated amortization                                 (2,588,015)           (2,568,555)
                                                              ---------------       ---------------
                                                                      508,176               520,980
                                                              ---------------       ---------------
                                                              $       627,154       $       640,454
                                                              ===============       ===============


     LIABILITIES AND PARTNERS' CAPITAL:

     Current Liabilities:
          Accounts Payable                                    $         5,078       $         8,663
                                                              ---------------       ---------------


     Limited Partners' Capital (32,678 Limited Partnership
                                Units; $100 per unit)                 616,614               629,621
     General Partners' Capital                                          5,462                 2,170
                                                              ---------------       ---------------
               Total Partners' Capital                                622,076               631,791
                                                              ---------------       ---------------
                                                              $       627,154       $       640,454
                                                              ===============       ===============




                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                            ---------------------------------
                                                                2000               1999
                                                            --------------     --------------

REVENUES:
     Income from nonoperating interests                     $       63,987     $       76,810
     Interest income                                                   467                 75
                                                            --------------     --------------
                                                                    64,454             76,885
                                                            --------------     --------------


COSTS AND EXPENSES:

     Amortization                                                   19,460             41,465
     General and administrative                                     16,817             18,759
                                                            --------------     --------------
                                                                    36,277             60,224
                                                            --------------     --------------
NET INCOME (LOSS)                                           $       28,177     $       16,661
                                                            ==============     ==============




Limited Partners' net income (loss)
     per unit                                               $         0.65     $         0.25
                                                            ==============     ==============

                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         ------------------------------------
                                                                                              2000                 1999
                                                                                         ---------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                       $        28,177       $       16,661
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                            19,460               41,465
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable                   (16,029)             (30,723)
               Increase (decrease) in accounts payable                                            (3,585)             (79,532)
                                                                                         ---------------       --------------
          Net cash provided by (used in) operating activities                                     28,023              (52,129)
                                                                                         ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to nonoperating interests in oil and gas properties                                (6,656)              (1,548)

     Proceeds from sales of nonoperating interests in oil and gas properties                          --               80,930
                                                                                         ---------------       --------------
          Net cash provided by (used in) investing activities                                     (6,656)              79,382
                                                                                         ---------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash Distributions to partners                                                              (37,892)             (27,246)
                                                                                         ---------------       --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             (16,525)                   7
                                                                                         ---------------       --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  52,822                1,650
                                                                                         ---------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $        36,297       $        1,657
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

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In April 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

LIQUIDITY AND CAPITAL RESOURCES

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $28,023 and $(52,129) for the three months ended March 31, 2000 and 1999, respectively. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $80,930 for the three months ended March 31, 1999. Cash distributions totaled $37,892 and $27,246 for the three months ended March 31, 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 17 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales declined $8,418 or 8 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999, due to decreased oil and gas production. Current quarter production volumes decreased 47 percent as oil and gas production declined 25 percent and 56 percent, respectively, when compared to first quarter 1999 production volumes. Production declines were related to the Partnership's property sales in 1999. Oil prices increased 103 percent or $13.07/BBL to an average of $25.79/BBL and gas prices increased 58 percent or $1.14/MCF to an average of $3.10/MCF for the quarter. Decreased production significantly offset the effect of increased oil and gas prices.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1989-1, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 120 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 17 percent.

      Total amortization expense decreased 53 percent or $22,005 in 2000 compared to first quarter 1999, related to the decline in production volumes.

      Partnership   payout  occurred  as  of  January  1,  1998.   During  2000,
partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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

                                       SWIFT ENERGY MANAGED PENSION
                                       ASSETS PARTNERSHIP 1989-1, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner

Date:     May 8, 2000       By:        /s/ John R. Alden
         --------------
                                       ------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:     May 8, 2000       By:        /s/ Alton D. Heckaman, Jr.
         --------------
                                       ------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer